Form 10KSB
period 2003-08-31
CONSOLE MARKETING INC
filed 2004-08-09
CIK 1240441

--------------------------------
                                                         OMB APPROVAL
                                                --------------------------------
                                                OMB Number:            3235-0063
                                                Expires:           July 31, 2006
                                                Estimated average burden
                                                hours per response      1,196.00
                                                --------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: AUGUST 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________


                             CONSOLE MARKETING INC.
             (Exact name of registrant as specified in its charter)


          Nevada                        333-106145              98-0363767
(State or other jurisdiction of   (Commission File Number)    (IRS Employer
 incorporation or organization)                             Identification No.)


      Suite 212, 1166 Alberni Street                        V6E 3Z3
    Vancouver, British Columbia, Canada
----------------------------------------         -------------------------------
   (Address of principal executive offices)                (Zip Code)



        Issuer's telephone number                        (604) 681-1064
         (including area code)
                                     ------------


----------------------------------------         -------------------------------
 (Former name, former address and former                   (Zip Code)
   fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended August 31, 2003 were $0.00.

The aggregate value of the issuer's common stock held by non-affiliates (assuming that the issuer's only affiliates are its' directors, officers and 10% or greater stockholders) of the issuer as of August 6, 2004 was $400.


    REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                 Not applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

August 6, 2004 - 4,300,000 Common Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format Yes [X] No [ ]

                             CONSOLE MARKETING INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . .  1

Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . .  4

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .  4

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . .  4

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . .  5

Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .  7

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . .  8

Item 8a.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . .  8

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . .  8

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 10

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . 11

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 11

Item 13.  INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . . . 12

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Console Marketing Inc., a company organized under the laws of Nevada (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; our ability to raise capital and the terms thereof; changes in business strategy or development plans; future rental revenues; the continuity, experience and quality of our management; changes in or failure to comply with government regulations or the lack of government authorization to continue our projects; and other factors referenced in the Form 10-K.

The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of Console Marketing Inc. is dependent on our efforts, the employees and many other factors including, primarily, our ability to raise additional capital

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this report generally and certain economic and business factors, some of which may be beyond our control.

These factors include, among others, the risk factors discussed in the section entitled "risk factors." We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART 1

ITEM  1.     DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We were incorporated in the State of Nevada on November 19th 2001, under the name of Console Marketing Inc., for the purpose of marketing and selling licenses to land-based and Internet-based companies for them to use with our proprietary software program known as the "TargetBar Console" (the "Console" and/or "Toolbar"). Our principal executive offices are located in Vancouver, British Columbia, Canada.

Console Marketing Inc. is a development stage company and, to date, has not engaged in any commercial operations and has not earned any revenues.

BUSINESS DEVELOPMENT

Our primary business objective is to market and sell licenses for our Console, which will enable our clients to maintain a relationship with their customers. The Console is a small toolbar, similar to the Windows toolbar (which is located at the top of the computer's browser). The Console toolbar is branded with the client's name, color scheme and logo and continually displays customized information of interest to the user such as corporate information, streaming news, sports information, stock quotes and/or oriented content which occupies a minimal area of a dedicated screen. While delivering this content, the Console also has the capacity to display advertising material targeted directly to the user as well as the ability to do a search engine inquiry. Our clients will offer their customers the ability to download the Toolbar onto their web browser. The Console Toolbar can be located in any location on the customer's web browser that the customer wishes. As the Console Toolbar would be constantly open on the customer's browser (although a customer has the ability to hide it) it provides the client with a constant presence on the customer's desktop.

The rationale for a client having a constant presence on their customer's desktop is the advantage of advertising appeal and the branding that the client is able to create. It also establishes a nexus between the two parties and it is management's opinion that it will create loyalty and, therefore, increase the client's revenue potential. An example of this would be if we sold a license to The Wall Street Journal. One would assume that if a customer has the Wall Street Journal Toolbar opened on his/her desktop and constantly reviewed news, offers and advertising, that if the client was going to purchase a newspaper or a product offer, that they would do so from The Wall Street Journal.

ACQUISITION OF THE SOFTWARE PROGRAM

The TargetBar Console was developed at a cost of approximately $50,000 for research and development. The acquisition will enable Console Marketing to sell, license and distribute TargetBar Console software programs to corporations, via the Internet, throughout the world.

On November 19th 2001, we purchased the rights, title and interest to this proprietary software program for 4,300,000 common shares of Console Marketing's common stock.

THE SOFTWARE PRODUCT

The business community, in the early stages of development of the Internet, recognized that web-based marketing was important to their marketing strategy but now realizes that it is a separate challenge to have users find their corporate web site, and once they have, to keep them coming back. We have acquired a technology, the 'TargetBar Console', which addresses this crucial element of retaining customers.

The software program incorporates a Console or Toolbar, which is a "thin client" toolbar. This downloadable console will be customized in appearance for each new client with a new 'skin' containing the corporate look and feel of colors, logo and content relevant to their user group. The console will be an important component of the private label branding solution the Company offers. When branding the interface for a specific group, we will be able to offer the console as a method for the corporation to extend their web site and brand presence to the desktop. For example, the Toolbar displays text messages and corporate information and advertising. This creates a connection between the client and their customers. When a customer downloads the Toolbar, it shows up on the customer's desktop. Its' purpose on the desktop is twofold; it provides the user with quick and easy access to common Internet tasks such as searching for a word or subject matter and as a vehicle for the client providing dynamic content. The Console can be docked or undocked and minimized to an icon on the customer's desktop

We will develop the Toolbar exclusively for each customer with proprietary content and items of specific interest provided by the client for their customers. We will, by outsourcing, prepare the design and incorporate the content for the Toolbar. The Toolbar can be used in the following manner:

DESKTOP TASKS

Consolidated search engine
--------------------------
A built-in text pane allows the user to easily perform a web search using some of the most popular search engines. Incorporated engines may include google.com, lycos.com yahoo.com and msn.com.

Favorites menu
--------------
The user's Internet favorites can be accessed from an Exchange Console menu. These links are the same as those found in the browser's favorites menu.

DYNAMIC CONTENT

Scrolling ticker
----------------
The Exchange Console may incorporate a scrolling ticker that allows news sources to serve news headlines in 'real time'. Ticker items can be clicked to display a full article in a browser window. Moving the cursor over the ticker will pause the scrolling. The ticker can be turned on or off.

Banner ads
----------
Banner ads can easily be displayed on the Exchange Console and linked to web pages. Ads can also be rotated and updated in 'real time'.

We will charge organizations for each download or a monthly Licensing fee (whichever is the greater). The Console can also provide quick access to certain features such as notification of pending messages, searches, news etc.

EXAMPLE OF A CORPORATE CONSOLE

                                [GRAPHIC OMITTED]

THE LICENSES

We will design and produce a branded version (skin) for each Licensee, as well as provide new features and product development services to further customize the product. In addition, we will provide and maintain a custom designed website for each Licensee.

The Console Marketing Toolbar was designed to support a flexible interface architecture that readily supports a wide range of interface customizations. At a very minimum, each skin will incorporate the Licensee's corporate logo, corporate colors and other visual enhancements to tie the branding of the Toolbar to their organization.

In addition to visual enhancements, the services offered through the Toolbar will be customized to each organization so their users are provided with relevant information that is of interest to the Licensee's target audience. Offering a range of dynamic content providers that are available to the Licensee will accomplish this. Additional content sources can be integrated into the toolbar for each Licensee if the Licensee wants to offer dynamic content that is not supported by one of our existing content providers.

We expect to charge the Licensees $3,000 for their Console design and development and a minimum licensing fee of $2,000 per month, or 10 cents per month per download per user (whichever is the greater). Hence, if 50,000 users download a Licensee's web site, we would be paid a licensing fee of $5,000.

The Licensee will offer their clients the opportunity of downloading the TargetBar Console, which will provide corporate information and other content as well as enable the corporation to sell advertising on the console. The Console can also be used by an organization to offer products for sale (at regular or discount prices).

ITEM  2.     DESCRIPTION OF PROPERTY

At present, in order to reduce overhead expenses, we do not maintain a physical office in the United States. Our current administrative facility is made available pursuant to a verbal agreement with one of our director's other companies for office space located at Suite 212, 1166 Alberni Street, Vancouver, British Columbia, Canada.


ITEM  3.     LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its' business. We are not currently involved in any such litigation.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART 11

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

No public market currently exists for the shares of Console Marketing's common stock, as we are not yet cleared by the SEC or the NASD.

There is currently no "established trading market" for shares of our common stock. No assurance can be given that any "established trading market" for the common stock will develop or be maintained.

HOLDERS

As of August 31, 2003 we had THREE (3) shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

DIVIDENDS

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. There are no material restrictions or limiting that are likely to limit the Company's ability to pay dividends in its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information related to the securities we sold during the last three fiscal years ended August 31st 2003, without registration under the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------
       NAME         DATE ACQUIRED       NUMBER OF SHARES          AGGREGATE
                                                                CONSIDERATION
--------------------------------------------------------------------------------
       NIL
--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB.

OVERVIEW

The audited consolidated financial statements at August 31, 2003 have been prepared assuming we will continue as a going concern. Since inception, we have suffered recurring losses of $27,466, net cash outflows from operations and, at August 31 2003, had a working capital deficiency of $17,716. We expect to continue to incur substantial losses in our efforts to establish a new business. Since inception, we have funded operations through common stock issuances and related party loans in order to meet our strategic objectives. We believe that sufficient funding will be available to continue operations from the sale of shares approved under the SB-2 Registration Statement. However, there can be no assurance that we will be able to obtain sufficient funds to continue with our efforts to establish a new business. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

Our prior full fiscal year ending August 31 2002 was not indicative of our current business plan and operations. During the years ended August 31 2003 and 2002, we had no revenue and were in the development stages.

We do not currently generate any revenue from operations and do not expect to report any revenue from operations until after the marketing and selling of licenses to our proprietary software program, known as the "TargetBar Console". Even after the sale of licenses, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the TargetBar Console.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED AUGUST 31, 2003 AND TWELVE MONTHS ENDED AUGUST 31, 2002

Revenue: We had no revenue for the twelve months ended August 31, 2003 nor for the twelve months ended August 31, 2002.

General and Administrative Operating Expenses: Our operating expenses were $15,360 for the period ending August 31st 2003, compared to $12,106 in fiscal 2002, an increase of $3,254. These expenses were mainly attributed to management fees of $6,000 in fiscal 2003 as compared to nil in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position has been $140 and nil for the periods ending August 31 2003 and August 31 2002, respectively.

The working capital deficit at August 31 2003 is $17,716 as compared to $5,356 at August 31 2002.

Our primary source of funds since incorporation has been loans to us by non-related parties of $14,483 of which $14,343 has been used to fund the operating activities.

CRITICAL ACCOUNTING POLICIES

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the consolidated financial statements.

In January 2002, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

The continuation of our business is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might arise from this uncertainty.

ITEM  7.     FINANCIAL STATEMENTS


                                [GRAPHIC OMITTED]



                          Independent Auditors' Report
                          ----------------------------

To the Stockholders and Board of Directors of Console Marketing Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Console Marketing Inc. (A Development Stage Company) as of August 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows accumulated for the period from November 19, 2001 (Date of Inception) to August 31, 2003 and the year ended August 31, 2003 and from November 19, 2001 (Date of Inception) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Console Marketing Inc. (A Development Stage Company), as of August 31, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from November 19, 2001 (Date of Inception) to August 31, 2003 and the year ended August 31, 2003 and from November 19, 2001 (Date of Inception) to August 31, 2002, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or started its planned principal business activity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS

Vancouver, Canada

February 9, 2004

Console Marketing Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                   August 31,    August 31,
                                                                      2003          2002
                                                                        $             $
--------------------------------------------------------------------------------------------

ASSETS

Currents Assets

Cash                                                                      140         1,255

Intangible Assets (Note 3)                                                  -             -
--------------------------------------------------------------------------------------------

Total Assets                                                              140         1,255
============================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                        1,373            73
Accrued liabilities                                                     2,000         1,000
Due to related parties (Note 4)                                        14,483         5,538
--------------------------------------------------------------------------------------------

Total Current Liabilities                                              17,856         6,611
--------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock: 23,000,000 shares authorized with a par value of
..001; 4,300,000 issued and outstanding respectively                     4,300         4,300
Additional Paid-in Capital                                             (4,300)       (4,300)
--------------------------------------------------------------------------------------------

                                                                            -             -

Preferred Stock: 2,000,000 shares authorized with a par
value of $.001; none issued                                                 -             -
Donated Capital (Note 4)                                                9,750         6,750
--------------------------------------------------------------------------------------------

                                                                        9,750         6,750

Deficit Accumulated During the Development Stage                      (27,466)      (12,106)
--------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                           (17,716)       (5,356)
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                               140         1,255
============================================================================================


    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company
Statements of Operations
(expressed in U.S. dollars)


                                                                                  From            Accumulated from
                                                                              November 19,          November 19,
                                                           For the year           2001                  2001
                                                              ended       (Date of Inception)   (Date of Inception)
                                                            August 31,       to August 31,         to August 31,
                                                               2003               2002                  2003
                                                                $                  $                     $
Revenue                                                               -                     -                     -
--------------------------------------------------------------------------------------------------------------------


Expenses

Accounting and legal                                              4,775                 3,000                 7,775
Organizational expenses                                           1,585                 2,356                 3,941
Management fees (Note 4. b)                                       6,000                     -                 6,000
Value of consulting services donated by a related party               -                 4,500                 4,500
Value of rent donated by a related party (Note 4. a)              3,000                 2,250                 5,250
--------------------------------------------------------------------------------------------------------------------

                                                                 15,360                12,106                27,466
--------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                         (15,360)              (12,106)              (27,466)
====================================================================================================================


Basic Loss Per Share                                                  -                     -
====================================================================================================================


Weighted Average Number of Common Shares Outstanding          4,300,000             4,300,000
====================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                                  From            Accumulated from
                                                                               November 19,          November 19,
                                                            For the year          2001                  2001
                                                               ended       (Date of Inception)   (Date of Inception)
                                                             August 31,       to August 31,         to August 31,
                                                               2003               2002                  2003
                                                                 $                  $                     $
Cash Flows to Operating Activities

Net loss for the period                                          (15,360)              (12,106)              (27,466)

  Adjustments to reconcile net loss to cash

    Value of rent donated by a related party                       3,000                 2,250                 5,250
    Value of consulting services donated by a related party            -                 4,500                 4,500

Change in non cash working capital items

  Accounts payable and accrued liabilities                         2,300                 1,073                 3,373
---------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                            (10,060)               (4,283)              (14,343)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities

  Advances from related parties                                    8,945                 5,538                14,483
---------------------------------------------------------------------------------------------------------------------

Net Cash from Financing Activities                                 8,945                 5,538                14,483
---------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                       (1,115)                1,255                   140

Cash - Beginning of Period                                         1,255                     -                     -
---------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                 140                 1,255                   140
=====================================================================================================================

Non-Cash Financing Activities

  A total of 4,300,000 shares were issued for the
  acquisition of a License (Note 3)                                    -                     -                     -

Supplemental Disclosures

  Interest paid                                                        -                     -                     -
  Income tax paid                                                      -                     -                     -


    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From November 19, 2001 (Date of Inception) to August 31, 2003
(expressed in U.S. dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                                            Additional     During the
                                                  Common       Stock         Paid-in       Development
                                                  Shares       Amount        Capital          Stage
                                                     #           $              $               $

Balance - November 19, 2001 (Date of Inception)          -             -              -              -

  Stock issued for "The Targetbar License"       4,300,000         4,300         (4,300)             -

Net loss for the period                                  -             -              -        (12,106)
-------------------------------------------------------------------------------------------------------

Balance - August 31, 2002                        4,300,000         4,300         (4,300)       (12,106)

Net loss for the year                                    -             -              -        (15,360)
-------------------------------------------------------------------------------------------------------

Balance - August 31, 2003                        4,300,000         4,300         (4,300)       (27,466)
=======================================================================================================


    (The accompanying notes are an integral part of the financial statements)

1.   Development Stage Company

     Console Marketing Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on November 19, 2001. The Company's business plan is to market and provide Internet services for a software program (See Note 3) known as the "Targetbar Console" that allows companies to extend and maintain their website presence on a users' desktop while the user is involved in other activities.

     In a development stage company, management devotes most of its activities in implementing its business plan. Planned principal business activities have not yet begun. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise equity financing and then to generate profits. There is no guarantee that the Company will be able to raise any equity financing and or become profitable. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company has filed a SB-2 Registration Statement with the U.S. Securities and Exchange Commission which includes a public offering of 4,250,000 common shares at $.025 per share on a best efforts basis with a minimum subscription of 2,125,000 shares.

2.   Summary of Significant Accounting Policies

     (a)  Basis of Accounting

     These financial statements have been prepared in accordance with United States generally accepted accounting principles and are expressed in United States dollars.

     (b)  Year End

     The Company's fiscal year end is August 31.

     (c)  Long-Lived Assets

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

     (d)  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (e)  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (f)  Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     (g)  Revenue Recognition

          The Company recognizes revenue from licensing software in accordance with AICPA Statement of Position No. 97-2, as amended, Software Revenue Recognition and SEC Staff Accounting Bulletin 101. Revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection of the resulting receivable is probable, and product returns can be reasonably estimated. This policy is prospective in nature as the Company has not generated any revenues.

     (h)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (i)  Financial Instruments

          The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances from related parties and others. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

     (j)  Software Development Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of August 31, 2003.

     (k)  Foreign Currency Transactions/Balances

          The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.


    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (l)  Concentration of Credit Risk

          Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.

     (m)  New Accounting Pronouncements

          In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB
          104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position".


3.   Intangible Asset

     The Company acquired a proprietary software product known as Targetbar Console. The Company issued 4,300,000 common shares to the vendors for all rights, title and interest to the proprietary product. The shares are to be distributed amongst the three vendors at their discretion. One of the vendors is the President of the Company. The software product was recorded at no value due to the lack of historical cash flow, the lack of an established market for the product and one of the vendors being a non-arms length party and no evidence exists as to their cost of developing the product. However, it is the Company's intention to implement their business plan by hiring commissioned sales staff, developing an advertising campaign, establishing an office, implementing the advertising campaign and begin making sales and licensing the product.


    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(U.S. dollars)

4.   Related  Party  Balances/Transactions

     Related  party  transactions  are  recorded  at  their  exchange  amounts.

     See Note 3 for a software product purchased from a related party with shares of the Company.

     The amounts owing to the President of the Company and a company under his control except for 4(d) are for cash advances, management fees and organizational expenses paid on behalf of the Company and are non-interest bearing, unsecured with no fixed terms of repayment.

     (a) The President of the Company has donated rent valued at $250 per month. In fiscal 2002 the President donated services valued at $500 per month. These amounts have been charged to operations and treated as donated capital.

     (b) In September 2002, the Company entered into a management agreement with the President of the Company to pay for management services valued at $500 per month for a term of one year. The management agreement automatically renews each year.

     (c) On June 5, 2003 the Company received $25,000 by way of a promissory note from Hokley Limited, a non-related party. The promissory note bears interest at 5% and is due on June 5, 2006. On July 15, 2003 the President of the Company entered into an assignment with Hokley Limited; whereby Hokley Limited assigned all right, title and interest of the promissory note to the President of Company. At August 31, 2003 the amount owing on the promissory note was $11,762.


5.   Income Tax

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The
     Company has net federal operating tax losses of $18,000 to offset future years taxable income expiring from 2016 through 2018.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                               2003      2002
                                $         $

     Net Operating Loss       12,360     5,356
     Statutory Tax Rate           34%       34%
     Effective Tax Rate            -         -
     Deferred Tax Asset        4,202     1,821
     Valuation Allowance      (4,202)   (1,821)
     ------------------------------------------

     Net Deferred Tax Asset        -         -
     ==========================================


    (The accompanying notes are an integral part of the financial statements)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have appointed Manning Elliott of Vancouver, Canada, as our auditors. The financial statements for the last two fiscal years ended August 31 2003 and 2002 have been audited by Manning Elliott. The fiscal years ending August 31 2003 and 2002, included in this report, have been audited by Manning Elliott, as set forth in their report included herein.


ITEM  8A.     CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in the Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended August 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

IDENTIFICATION OF DIRECTORS AND OFFICERS

--------------------------------------------------------------------------------
       NAME               AGE                           TITLE
------------------------  -----------  -----------------------------------------
  Michael Jackson (1)      63          President, Secretary, Treasurer, Director
--------------------------------------------------------------------------------

  (1) Mr. Jackson was elected as the sole officer and director in November 2001.

BACKGROUND OF OFFICERS AND DIRECTORS

Mr. Jackson incorporated Hillcon Developments Ltd. ("Hillcon") a real estate development company, in 1978 and operated the Company as President until 1983. In 1993 Mr. Jackson re-launched Hillcon and continues to operate the company as President. The Company carries on business as land developers. Mr. Jackson's expertise is to add value to property. Mr. Jackson's ability is to find properties that are undervalued and/or underdeveloped, apply for rezoning and re-sell the property for profit. He also acts as corporate counsel for Hillcon, and prepares all legal documents and negotiates all contracts.

From July 1999 to September 2001, while continuing to operate Hillcon, Mr. Jackson founded Poker.com Inc. Mr. Jackson acted aschief executive officer and director of Poker.com Inc., a company that tradedon the OTC.B.B under the symbol "PKER". In December 2002, Mr. Jackson was re-appointed as CEO of Poker.com Inc. for an interim period of 6 weeks and resigned in January 2003. In September, 2003 Poker.com Inc. changed its name to LegalPlay Entertainment Inc.

Mr. Jackson's responsibilities at Poker.com Inc. were overseeing the legal aspects of the company as well as managing the sales team.

Mr. Jackson served as president of Ryerson Corporation A.V.V., a position he has held since January 2000. Ryerson is an investment company that deals in real estate and equities. Mr. Jackson's duties include overseeing investment strategies. Ryerson is the controlling shareholder of NetCo Investments Inc. NetCo Investment's Registration Statement, on Form SB-2, was submitted to the Securities and Exchange Commission and became effective on July 9, 2004. Mr. Jackson is the controlling shareholder of Ryerson and has been the sole officer and director of NetCo Investments since March 2000.

Mr. Jackson also currently serves as president of UniNet Technologies Inc., ("UniNet") a provider of administrative services to Internet companies. He has held that position since January 1999 and is responsible for overseeing the operations of the Company.

FAMILY RELATIONSHIPS

There are no family relationships amongst our directors or executive officers.

SIGNIFICANT EMPLOYEES

We do not have any significant employees, other than our officer and director, at this time.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the registrant's knowledge, during the past five years, no director, executive officer, promoter or control person:

     (1) has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

     (2) were convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) were the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging  in  any  type  of  business  practice;

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws.

     (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in such civil finding or find by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

To the best of our knowledge all directors, officers and persons who beneficially owned more than ten percent of our common stock filed timely reports in compliance with Section 16(a).


ITEM  10.     EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

We paid a portion of director's fees for the latest fiscal year ended August 31, 2003 and did not pay any director's fees for the fiscal year ended in August 31 2002.

Console Marketing may, during the course of the current year, decide to compensate its officers and directors for their services.

INCENTIVE STOCK OPTIONS

The following table sets forth information with respect to compensation paid by us to the President and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.


                                        SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------
                                                                Long Term Compensation
                                                         ----------------------------------------
                          Annual Compensation                    Awards          Payouts
-------------------------------------------------------------------------------------------------
(a)                   (b)     (c)     (d)       (e)          (f)          (g)           (h)           (i)
-------------------------------------------------------------------------------------------------------------
Name and             Year   Salary   Bonus   Other       Restricted   Securities   LTIP Pay outs   All Other
Principal Position              ($)     ($)  Annual      Stock        Underlying              ($)  Compen-
                                             Compen-     Awards       Options/                     sation ($)
                                             sation ($)               SARS (#)
-------------------------------------------------------------------------------------------------------------
Michael Jackson(1)    2002        0       0           0            0            0               0           0
                      2003    6,000       0           0            0            0               0           0
-------------------------------------------------------------------------------------------------------------

(1)  Mr. Jackson was elected as the sole officer and director in November 2001.

OPTIONS/SAR GRANTS

We did not issue any options or SARs during the year ended August 31, 2003.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

COMPENSATION OF DIRECTORS

In September 2002, we entered into a management agreement with the President of the Company to pay for management services valued at $500 per month for a term of one year. The management agreement automatically renews each year.

REPORT ON REPRICING OF OPTIONS/SAR

We did not reprice any options or SARs during the year ended August 31, 2003.


ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 1st 2003, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by us to own beneficially, more than five percent of our Common Stock, (ii) each director and executive officer of Console Marketing Inc., and (iii) all directors and executive officers of us as a group. The computation is based upon 4,300,000 shares of common stock being outstanding.

Unless otherwise indicated, we believe the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------------------------
NAME AND ADDRESS                         NUMBER OF SHARES BENEFICIALLY OWNED  PERCENTAGE OF CLASS
--------------------------------------------------------------------------------------------------
Michael Jackson
Suite 212, 1166 Alberni Street
Vancouver, British Columbia
CANADA V6E 3Z3                                                     3,900,000                 90.7%
--------------------------------------------------------------------------------------------------
Michael Jackson, Director / President /
Sect'y / Treasurer
Suite 212, 1166 Alberni Street
Vancouver, British Columbia
CANADA V6E 3Z3                                                     3,900,000                 90.7%
--------------------------------------------------------------------------------------------------
Directors and Officers as a Group                                  3,900,000                 90.7%
--------------------------------------------------------------------------------------------------
TOTAL:                                                             3,900,000                 90.7%
--------------------------------------------------------------------------------------------------


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Nothing reportable.

Our policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by our Board of Directors disclose the presence and the nature of the interest to the Board of Directors prior to any approval of the transaction by the Board of Directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the Board of Directors to approve the transaction. Our policy regarding compensation for directors and officers is that the Board of Directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit Number   Description

    31.1         302 Certification for the Chief Executive and Financial Officer
    32.1         906 Certification for the Chief Executive and Financial Officer


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

1.   AUDIT  FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Manning Elliott Chartered Accountants, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB are as follows:

                                2003   $4,775
                                2002   $3,000

2.   AUDIT-RELATED  FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Manning Elliott Chartered Accountants, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

3.   TAX  FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant, Manning Elliott Chartered Accountants, for tax compliance, tax advice and tax planning.

4.   ALL  OTHER  FEES
     There were no additional aggregate fees billed in each of the last two fiscal years for products and services provided by Manning Elliott, other than the services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSOLE MARKETING INC.
(Registrant)


/s/ Michael Jackson                            Date: August 6, 2004
-------------------------------------
Michael Jackson
Director, President, Sect'y/Treas.


In accordance with the Securities Exchange Act this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Jackson                            Date: August 6, 2004
-------------------------------------
Date: August 6, 2004
Michael Jackson
Director, President, Sect'y/Treas.