Form 10QSB
period 2003-11-30
CONSOLE MARKETING INC
filed 2004-08-25
CIK 1240441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:  NOVEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to ________________



                             CONSOLE MARKETING INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                   333-106145            760495640
---------------------------------  ------------------  -------------------
  (State or other jurisdiction     (Commission File     (IRS Employer
of incorporation or organization)       Number)        Identification No.)


    Suite 212, 1166 Alberni Street                           V6E 3Z3
  Vancouver, British Columbia, Canada
  ----------------------------------------                 ----------
 (Address of principal executive offices)                  (Zip Code)


      Issuer's telephone number
         (including area code)                           (604) 681-1064

                                     ------


---------------------------------------------     ------------------------------
  (Former name, former address and former                  (Zip Code)
 fiscal year, if changed since last report)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ ]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,300,000 COMMON SHARES AS AT AUGUST 25, 2004.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes  [ ]  No  [X]
(Check one)


--------------------------------------------------------------------------------

                             CONSOLE MARKETING INC.
                          (A Development Stage Company)

                                   FORM 10-QSB


PART 1 - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Statement of Cash Flow . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . F-4


--------------------------------------------------------------------------------

Console Marketing Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

==============================================================================================
                                                                   November 30,    August 31,
                                                                       2003           2003
                                                                   (unaudited)     (audited)
                                                                        $              $
----------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                                         81           140

Intangible Assets (Note 3)                                                    -             -
----------------------------------------------------------------------------------------------

Total Assets                                                                 81           140
==============================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                              -         1,373
Accrued liabilities                                                       2,400         2,000
Due to related parties (Note 4)                                          18,407        14,483
----------------------------------------------------------------------------------------------

Total Current Liabilities                                                20,807        17,856
----------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Preferred Stock: 2,000,000 shares authorized with a par
value of $.001; none issued                                                   -             -

Common Stock: 23,000,000 shares authorized with a par value of            4,300         4,300
..001; 4,300,000 issued and outstanding respectively
Additional Paid-in Capital                                               (4,300)       (4,300)
----------------------------------------------------------------------------------------------
                                                                              -             -

Donated Capital (Note 4(a))                                              10,500         9,750

Deficit Accumulated During the Development Stage                        (31,226)      (27,466)
----------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                             (20,726)      (17,716)
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                  81           140
==============================================================================================


(The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                                                     Accumulated from
                                                                                       November 19,
                                                                                           2001
                                                                                         (Date of
                                                            Three Months Ended          Inception)
                                                                November 30,          to November 30,
                                                             2003         2002             2003
                                                               $            $               $

Revenue                                                            -            -                   -
------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                                             400          700               8,175
Interest                                                         144            -                 144
Organizational expenses                                          966          336               4,907
Management fees (Note 4(b))                                    1,500            -               7,500
Value of consulting services donated by a related party            -        1,500               4,500
Value of rent donated by a related party (Note 4(a))             750          750               6,000
------------------------------------------------------------------------------------------------------

                                                               3,760        3,286              31,226
------------------------------------------------------------------------------------------------------

                                                                   -            -                   -
Net Loss For The Period                                       (3,760)      (3,286)            (31,226)
======================================================================================================


Basic and Diluted Loss Per Share                                   -            -
======================================================================================================


Weighted Average Number of Common Shares Outstanding       4,300,000    4,300,000
======================================================================================================



    (The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                    Three Months Ended
                                                        November 30,
                                                   2003            2002
                                                    $               $
-------------------------------------------------------------------------

Cash Flows to Operating Activities

Net loss for the period                                 (3,760)   (3,286)

Adjustments to reconcile net loss to cash

    Value of rent donated by a related party               750       750

Change in non cash working capital items                               -

    Accounts payable and accrued liabilities              (973)      977
-------------------------------------------------------------------------

Net Cash Used in Operating Activities                   (3,983)   (1,559)
-------------------------------------------------------------------------

Cash Flows From Financing Activities

    Advances from related parties                        3,924       367
-------------------------------------------------------------------------

Net Cash From Financing Activities                       3,924       367
-------------------------------------------------------------------------

Decrease in cash                                           (59)   (1,192)

Cash - Beginning of period                                 140     1,255
-------------------------------------------------------------------------

Cash - End of period                                        81        63
=========================================================================

Supplemental Disclosures
    Interest paid                                            -         -
    Income tax paid                                          -         -
=========================================================================


(The accompanying notes are an integral part of the financial statements)

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)


1.   Development  Stage  Company

     Console Marketing Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on November 19, 2001. The Company's business plan is to market and provide Internet services for a software program (See Note 3) known as the "Console Toolbar" that allows companies to extend and maintain their website presence on a users' desktop while the user is involved in other activities.

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

     The Company has filed an SB-2 Registration Statement with the U.S. Securities and Exchange Commission which includes a public offering of 4,250,000 common shares at $.025 per share on a best efforts basis with a minimum subscription of 2,125,000 shares.

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

     (e)  Use  of  Estimates  and  Assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


--------------------------------------------------------------------------------
                                                                        Page F-4

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)


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

     (h)  Comprehensive  Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had no items that represent comprehensive loss during each of the periods presented in the accompanying financial statements.

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

     (j)  Software  Development  Costs

          Costs incurred in the research and development of software products are charged to operations as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are to be capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed". The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies. No software development costs have been capitalized as of November 30, 2003.


--------------------------------------------------------------------------------
                                                                        Page F-5

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)


2.   Summary of Significant Accounting Policies (continued)

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

     (l)  Concentration  of  Credit  Risk

          Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

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

     (n)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


--------------------------------------------------------------------------------
                                                                        Page F-6

Console Marketing Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(Unaudited)


3.   Intangible  Asset

     The Company acquired a proprietary software product known as the Console Toolbar. The Company issued 4,300,000 common shares to the vendors for all rights, title and interest to the proprietary product. The shares have been distributed amongst the three vendors at their discretion. One of the vendors is the President of the Company. The software product was recorded at no value due to the lack of historical cash flow, the lack of an established market for the product and one of the vendors being a non-arms length party and no evidence exists as to their cost of developing the product. However, it is the Company's intention to implement their business plan by hiring commissioned sales staff, developing an advertising campaign, establishing an office, implementing the advertising campaign and begin making sales and licensing the product.

4.   Related  Party  Balances/Transactions

     Related party transactions are recorded at their exchange amounts.

     See Note 3 for a software product purchased from a related party with shares of the Company.

     The amounts owing to the President of the Company and a company under his control are for cash advances, an assignment of debt, management fees and organizational expenses paid on behalf of the Company and are non-interest bearing, unsecured with no fixed terms of repayment.

     (a) The President of the Company has donated rent valued at $250 per month which have been charged to operations and treated as donated capital.

     (b) In September 2002, the Company entered into a management agreement with the President of the Company to pay for management services valued at $500 per month for a term of one year. The management agreement automatically renews each year.

     (c) On June 5, 2003 the Company received $25,000 by way of a promissory note from Hokley Limited, a non-related party. The promissory note bears interest at 5% and is due on June 5, 2006. On July 15, 2003 the President of the Company entered into an assignment with Hokley Limited; whereby Hokley Limited assigned all right, title and interest of the promissory note to the President of the Company. At November 30, 2003 the amount owing on the promissory note was $11,865.


--------------------------------------------------------------------------------
                                                                        Page F-7

                             CONSOLE MARKETING INC.
                          (A Development Stage Company)

                       QUARTERLY REPORT (SEC FORM 10-QSB)


OVERVIEW

We were incorporated in the State of Nevada on November 19th 2001, under the name of Console Marketing Inc., for the purpose of marketing and selling licenses to land-based and Internet-based companies to use our proprietary software program known as the "Console Toolbar" (the "Console" and/or "Toolbar"). Our principal executive offices are located in Vancouver, British Columbia, Canada.

Our primary business objective is to market and sell licenses for our Toolbar, which will enable our clients to maintain a relationship with their customers. The Console is a small toolbar, similar to the Windows toolbar (which is located at the top of the computer's browser). The Console Toolbar is branded with the client's name, color scheme and logo and continually displays customized information of interest to the user such as corporate information, streaming news, sports information, stock quotes and/or oriented content which occupies a minimal area of a dedicated screen. While delivering this content, the Console also has the capability to display advertising material targeted directly to the user as well as the ability to do a search engine inquiry. Our clients will offer their customers the ability to download the Toolbar onto their desktop. The Console Toolbar can be located in any location on the customer's desktop at the customer's discretion. As the Toolbar would be constantly open on the customer's desktop (although a customer has the ability to hide it) it provides the client with a constant connection to the customer.

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

ACQUISITION OF THE SOFTWARE PROGRAM

The Console Toolbar was developed at a cost of approximately $50,000 for research and development. The acquisition will enable Console Marketing to sell, license and distribute the Console software programs to corporations, via the Internet, throughout the world.

On November 19th 2001, we purchased the rights, title and interest to this proprietary software program for 4,300,000 common shares of Console Marketing's common stock.

THE SOFTWARE PRODUCT

The business community, in the early stages of development of the Internet, recognized that web-based marketing was important to their marketing strategy but now realizes that it is a separate challenge to have users find their corporate web site, and once they have, to keep them coming back. The Toolbar addresses this crucial element of retaining customers.

The software program incorporates a Console, which is a "thin client" toolbar. This downloadable console will be customized in appearance for each new client with a new 'skin' containing the


--------------------------------------------------------------------------------
corporate look and feel of colors, logo and content relevant to their user group. The console will be an important component of the private label branding solution the Company offers. When branding the interface for a specific group, we will be able to offer the console as a method for the corporation to extend their web site and brand presence to the desktop. For example, the Toolbar displays text messages and corporate information and advertising. This creates a connection between the client and their customers. When a customer downloads the Toolbar, it shows up on the customer's desktop. Its' purpose on the desktop is twofold; it provides the user with quick and easy access to common Internet tasks such as searching for a word or subject matter and as a vehicle for the client providing dynamic content. The Console can be docked or undocked and minimized to an icon on the customer's desktop

We will develop the Toolbar exclusively for each customer with proprietary content and items of specific interest provided by the client for their customers. We will, by outsourcing, prepare the design and incorporate the content for the Toolbar. The Toolbar can be used in the following manner:

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

EXAMPLE  OF  A  CORPORATE  CONSOLE

                               [GRAPHIC OMITED]


--------------------------------------------------------------------------------

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

The Licensee will offer their clients the opportunity of downloading the Console, which will provide corporate information and other content as well as enable the corporation to sell advertising on the console. The Console can also be used by an organization to offer products for sale (at regular or discount prices).


--------------------------------------------------------------------------------

ITEM 2.     MANAGEMENTS' DISCUSSION AND ANLAYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet generated any revenue and the Company has suffered recurring losses from inception, totaling $31,226 and has a working capital deficit of $20,726. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We do not expect to report any revenue from operations at least until after the marketing and selling of licenses to our proprietary software program, known as the "TargetBar Console". Even after the sale of a license, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from the TargetBar Console.

RESULTS OF CONTINUING OPERATIONS

Three months ended November 30, 2003 ("2003") compared to the three months ended November 30, 2002 ("2002"):

The Company has no revenue for 2003 and 2002. Expenses increased by $474 to $3,760 in 2003 as compared to $3,286 in 2002. There were interest charges in 2003 of $144 as compared to nil in 2002, organizational expenses increased by $630 to $986 from $336 in 2002 and accounting and legal expenses decreased $300 to $400 from $700 in 2002.

The net loss for 2003 was $3,760 as compared to $3,286 in 2002. Our net loss per share remained at $nil for 2003 and 2002.

FINANCIAL CONDITION AND LIQUIDITY

At November 30, 2003 the Company had cash and cash equivalents totaling $81 compared to $140 at August 31, 2003.

The Company received cash advances of $3,924 from a related party, these amounts are unsecured, non-interest bearing and due on demand. These funds were used to fund our operating activities. As a result, our working capital deficit, as at November 30, 2003, is $20,726.


--------------------------------------------------------------------------------

ITEM 3.     CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the management on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the period ended November 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


--------------------------------------------------------------------------------

PART  II  -  OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

(a)  Exhibits.
     None.

(b)  Reports on Form 8-K.
     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLE MARKETING INC.
(Registrant)


/s/ Michael Jackson                         Date: August 25, 2004
----------------------------
Michael Jackson
President


In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael Jackson                         Date: August 25, 2004
----------------------------
Michael Jackson
President and Director
Principal Financial Officer
Principal Accounting Officer


--------------------------------------------------------------------------------